Form 10-Q
period 2013-06-30
UNION BANCORP INC /PA/
filed 2013-09-23
CIK 811672

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

333-188193-1
Commission File Number

UNION BANCORP, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation or organization)	23-2430490 (IRS Employer Identification Number)

25 S. Centre Street, Pottsville, PA 17901
(Address of principal executive offices)

Registrant's telephone number: 570-622-3011

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐    NO ☒

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 506,513 shares of Common Stock, par value $1.00 per share, outstanding as of September 18, 2013.

UNION BANCORP, INC.

INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1:    FINANCIAL STATEMENTS

UNION BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)	June 30, 2013	December 31, 2012
Assets
Cash and due from banks	$10,502	$10,085
Federal funds sold	3,000	3,000

Cash and cash equivalents	13,502	13,085
Interest bearing time deposits with banks	988	988
Investment securities available for sale, at fair value	29,994	31,086
Loans, net of unearned income	74,274	73,935
Less allowance for loan losses	1,315	1,182

Net Loans	72,959	72,753
Federal Home Loan Bank stock, at cost	195	176
Bank owned life insurance	1,383	1,691
Premises and equipment, net	1,169	1,212
Real estate owned	63	68
Deferred tax asset	1,060	666
Prepaid FDIC insurance assessment	—	295
Other assets	1,408	1,759

Total Assets	$122,721	$123,779

Liabilities and Shareholders' Equity
Liabilities
Deposits:
Noninterest-bearing demand	$27,093	$29,672
Savings and interest-bearing demand	49,001	46,997
Time	35,582	35,234

Total deposits	111,676	111,903
Other liabilities	1,209	1,161

Total Liabilities	112,885	113,064

Shareholders' Equity
Common stock, par value $1.00 per share; 2,000,000 shares authorized; issued 595,238 shares in 2013 and 2012; outstanding 506,513 shares in 2013 and 2012	595	595
Surplus	1,694	1,694
Retained earnings	11,123	11,337
Accumulated other comprehensive loss, net of tax	(1,079)	(414)
Treasury stock, at cost 88,725 shares	(2,497)	(2,497)

Total Shareholders' Equity	9,836	10,715

Total Liabilities and Shareholders' Equity	$122,721	$123,779

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2013	2012	2013	2012
Interest Income
Loans, including fees	$809	$895	$1,622	$1,794
Investment securities—taxable	212	259	400	491
Investment securities—tax exempt	5	5	11	11
FHLB deposits	4	4	7	5
Other	5	—	9	—

Total Interest Income	1,035	1,163	2,049	2,301

Interest Expense
Deposits	117	110	232	208

Total Interest Expense	117	110	232	208

Net Interest Income before Provision for Loan Losses	918	1,053	1,817	2,093
Provision for Loan Losses	109	387	226	470

Net Interest Income after Provision for Loan Losses	809	666	1,591	1,623

Other Income
Service charges and other fees	123	122	231	235
Net investment security gains (losses)	0	0	(79)	35
Commissions from trust department	49	51	98	106
Other	278	25	296	119

Total Other Income	450	198	546	495

Other Expenses
Salaries and employee benefits	594	596	1,181	1,246
Net occupancy expense	122	60	209	127
Equipment expense	41	42	80	77
ATM network expense	26	47	51	86
Professional fees expense	252	151	456	186
Core deposit intangible amortization expense	0	0	0	9
Other expenses	177	255	374	578

Total Other Expense	1,212	1,151	2,351	2,309

Income (Loss) before Income Tax Expense (Benefit)	47	(287)	(214)	(191)
Income Tax Expense (Benefit)	0	(7)	0	0

Net Income (Loss)	$47	$(280)	$(214)	$(191)

Earnings (loss) per share	$0.09	$(0.55)	$(0.42)	$(0.38)
Basic and diluted earnings (loss) per share	$0.09	$(0.55)	$(0.42)	$(0.38)

Weighted average number of shares outstanding	506,513	506,513	506,513	506,513

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANCORP, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income (loss)	$47	$(280)	$(214)	$(191)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on securities:
Net unrealized gains (losses) arising during the period, net of tax expense 2013, $369 and $369 and 2012, $296 and $130	(717)	250	(717)	573
Reclassification adjustment for losses included in net income, net of tax net of tax expense 2013, $27 and ($25) and 2012, $12 and $0	104	0	52	(23)

Total other comprehensive income (loss), net of tax	(613)	250	(665)	550

Total comprehensive income (loss)	$(566)	$(30)	$(879)	$359

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANCORP, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(In thousands, except share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Equity
Balance—December 31, 2011	$595	$1,694	$11,365	$(356)	$(2,497)	$10,801
Net loss	—	—	(191)	—	—	(191)
Other comprehensive loss, net of tax	—	—	—	550	—	550

Balance—June 30, 2012	$595	$1,694	$11,174	194	$(2,497)	$11,160

Balance—December 31, 2012	$595	$1,694	$11,337	$(414)	$(2,497)	$10,715
Net loss	—	—	(214)	—	—	(214)
Other comprehensive loss, net of tax	—	—	—	(665)	—	(665)

Balance—June 30, 2013	$595	$1,694	$11,123	$(1,079)	$(2,497)	$9,836

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2013	2012
Cash Flows from Operating Activities
Net income	$(214)	$(191)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43	35
Provision for loan losses	226	470
Net amortization of premiums on securities available for sale	291	163
Net realized (gain) loss on sale of securities available for sale	79	(35)
Earnings on cash value of life insurance, net	(27)	(32)
Deferred Income Taxes	292	587
(Increase) decrease in accrued interest receivable and other assets	302	(934)
Increase in accrued interest payable and other liabilities	48	866

Net Cash Provided by Operating Activities	1,040	929

Cash Flows from Investing Activities
Securities available for sale:
Purchases	(8,128)	(13,140)
Proceeds from maturities, calls and principal repayments	5,150	3,280
Proceeds from sales	2,693	2,374
Proceeds from the sale of foreclosed real estate	5	138
Net increase (decrease) in restricted investments in bank stock	(19)	21
Net increase (decrease) in loans	(432)	2,563
Purchases of premises and equipment	—	(83)
Purchase of life insurance	335	210

Net Cash Used in Investing Activities	(396)	(9,763)

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(227)	7,915

Net Cash Provided by (Used in) Financing Activities	(227)	7,915

Net Increase (Decrease) in Cash and Cash Equivalents	417	(919)
Cash and Cash Equivalents—Beginning	13,085	9,438

Cash and Cash Equivalents—Ending	$13,502	$8,519

Supplemental Disclosures of Cash Flows Information
Interest paid	$238	$207

Income taxes paid	$—	$—

Supplemental Schedule of Noncash Investing and Financing Activities
Other real estate acquired in settlement of loans	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

(Unaudited)

Note 1—Summary of Significant Accounting Policies

        The significant accounting policies of Union Bancorp, Inc. ("Union" or the "Company") and its subsidiary are summarized as follows.

Nature of Business

        Union Bank & Trust Company ("Bank") is a wholly-owned subsidiary of the Company. It operates six offices and a loan and trust administration office in Central Pennsylvania. The Company's primary source of revenue is derived from loans to customers.

Principles of Consolidation and Basis of Accounting

        The consolidated financial statements of the Company include the accounts of Union Bancorp, Inc., the Bank and the Bank's subsidiary, UBT Realty. All significant intercompany balances and transactions have been eliminated in consolidation. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Union Bancorp's 2012 Annual Report. Operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The unaudited consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim period and are of a normal and recurring nature.

Subsequent Events

        Generally accepted accounting principles establish general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued. The subsequent events principle sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and specifies the disclosures that should be made about the events or transactions that occur after the balance sheet date. In preparing these consolidated financial statements, Union has evaluated the events and transactions that occurred after June 30, 2013 through the date these consolidated financial statements were issued, and has not identified any events that require recognition or disclosure in the consolidated financial statements.

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 1—Summary of Significant Accounting Policies (Continued)

allowance for loan losses, the valuation of deferred tax assets and the evaluation of other than temporary impairment losses.

Transfer of Financial Assets

        Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before maturity.

Note 2—Consolidation with Riverview Financial Corporation

        On March 7, 2013 Riverview Financial Corporation ("Riverview") and Union jointly announced the signing of a definitive agreement to consolidate the respective holding companies, thereby forming a new corporation, known as "Newco", which will assume the name of "Riverview Financial Corporation," and merge their respective bank subsidiaries,. The proposed combination will create a full-service community bank serving the Perry, Dauphin, Cumberland, Schuylkill, Northumberland and Berks county markets. The transaction is expected to close in the fourth quarter of 2013, subject to the approval of the shareholders of each institution and the satisfaction of certain other conditions to closing.

        Under the terms of the definitive agreement, shareholders of Union will receive 1.95 shares of Newco common stock in exchange for each share of Union common stock they own immediately prior to the completion of the consolidation and Riverview shareholders will receive one share of Newco's common stock in exchange for each share of Riverview common stock they own immediately prior to the completion of the consolidation.

        As a result of the transaction, Riverview's shareholders are expected to own approximately 63.5% of the outstanding Newco common stock and Union's shareholders are expected to own 36.5% of the outstanding Newco common stock.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 3—Earnings Per Common Share

        Basic earnings per share and diluted earnings per share represent income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.

        The following table presents the amounts used in computing earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share data)	2013	2012	2013	2012
Net income (loss) applicable to common stock	$47	$(280)	$(214)	$(191)

Weighted-average common shares outstanding	506,513	506,513	506,513	506,513
Effect of dilutive securities, stock options	506,513	506,513	506,513	506,513

Weighted-average common shares outstanding used to calculate diluted earnings per share
Basic earnings per share	$0.09	$(0.55)	$(0.42)	$(0.38)
Diluted earnings per share	$0.09	$(0.55)	$(0.42)	$(0.38)

Note 4—Investment Securities Available-for-Sale

        The amortized cost and estimated fair values of investment securities available-for-sale are reflected in the following schedules at June 30, 2013 and December 31, 2012:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of other U.S. government agencies and organizations	$3,143	$2	$(78)	$3,067
Obligations of state and political subdivisions	15,820	310	(592)	15,538
Corporate debt securities	1,935	52	(112)	1,875
Agency mortgage-backed securities	4,611	24	(53)	4,582
Non-agency collateralized mortgage obligations	4,344	17	(47)	4,314
Asset-backed securities	133	—	(2)	131
Equity securities, financial services	346	172	(31)	487

	$30,332	$577	$(915)	$29,994

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 4—Investment Securities Available-for-Sale (Continued)

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Treasury securities and obligations of other U.S. government agencies and organizations	$1,749	$2	$—	$1,751
Obligations of state and political subdivisions	12,520	581	(94)	13,007
Corporate debt securities	1,689	62	(9)	1,742
Agency mortgage-backed securities	7,231	107	(56)	7,282
Non-agency collateralized mortgage obligations	5,194	25	(28)	5,191
Asset-backed securities	207	4	—	211
Equity securities, financial services	1,827	147	(72)	1,902

	$30,417	$928	$(259)	$31,086

        The amortized cost and fair value of securities available-for-sale at June 30, 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
	(In thousands)
Due in one year or less	$1,249	$1,251
Due after one year through five years	2,983	3,024
Due after five years through ten years	11,973	11,760
Due after ten years	4,826	4,576

	21,031	20,611
Mortgage-backed securities	8,955	8,896
Equity securities	346	487

	$30,332	$29,994

        Securities with an amortized cost of $8,830,000 and a fair value of $8,740,000 at June 30, 2013 were pledged as collateral for public deposits and for other purposes as required or permitted by law.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 4—Investment Securities Available-for-Sale (Continued)

        Information pertaining to securities with gross unrealized losses at June 30, 2013 and December 31, 2012 aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In thousands)
June 30, 2013:
U.S. Treasury securities and obligations of other U.S. government agencies and organizations	1,448	(78)	—	—	1,448	(78)
Obligations of state and political subdivisions	9,795	(558)	537	(34)	10,332	(592)
Corporate debt securities	1,046	(112)			1,046	(112)
Mortgage-backed securities and collateralized mortgage obligations	3,168	(72)	2,233	(30)	5,401	(102)
Equity securities	—	—	81	(31)	81	(31)

	$15,457	$(820)	$2,851	$(95)	$18,308	$(915)

December 31, 2012:
Obligations of state and political subdivisions	$4,429	$(94)	$—	$—	$4,429	$(94)
Corporate debt securities	647	(9)	—	—	647	(9)
Agency mortgage-backed securities	3,046	(28)	699	(28)	3,745	(56)
Non-agency collateralized mortgage obligations	2,655	(17)	572	(11)	3,227	(28)
Equity securities, financial services	—	—	1,522	(72)	1,522	(72)

	$10,777	$(148)	$2,793	$(111)	$13,570	$(259)

        Management believes that the unrealized losses are temporary and the Company (a) does not have the intent to sell any of the debt securities prior to recovery and (b) is more likely than not that it will not have to sell any of the debt securities prior to recovery. At June 30, 2013, three agency notes, five mortgage-backed securities, twenty-two state and municipal securities, two corporate notes and eight collateralized mortgage-obligations (CMO's) had unrealized losses. These unrealized losses are predominantly attributable to changes in interest rates.

        Corporate debt securities owned by the Company consist of obligations of large publically traded U.S. companies in the financial services, insurance and automotive industries. The fair value of two corporate debt securities were in an unrealized loss position at June 30, 2013 as compared with one corporate debt security at December 31, 2012. The Company does not invest in corporate debt securities with the intent to sell them for a profit in the near-term. The Company invests in corporate debt securities that it believes has a potential to appreciate in value over the long-term, while providing for a reasonable interest yield and a steady stream of cash flows.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 4—Investment Securities Available-for-Sale (Continued)

        The unrealized losses noted are considered to be temporary impairments. The decline in the value of these debt securities is due only to interest rate fluctuations, rather than erosion of quality. As a result, the payment of contractual cash flows, including principal repayment, is not at risk. As management has the intent and ability to hold these investments until market recovery or maturity, none of the debt securities are deemed to be other-than-temporarily impaired.

        Equity securities owned by the Company consist of common and preferred stock of various financial service providers. Considerations used to determine other-than-temporary impairment status to individual holdings include the length of time the stock has remained in an unrealized loss position, the percentage of unrealized losses compared to the carrying cost of the stock, dividend reduction or suspension, market analyst reviews and expectations and other pertinent news that would affect expectations for recovery or further decline. Management believes that there is no other-than-temporary impairment of equity securities as of June 30, 2013.

Note 5—Loans

        A summary of the balances of loans is presented for the periods ended June 30, 2013 and December 31, 2012.

(in thousands)	June 30, 2013	December 31, 2012
Commercial	$9,703	$11,994
Commercial real estate:	20,045	19,593

Total commercial loans	29,748	31,587
Mortgage	38,856	36,779
Home equity	5,028	4,985
Consumer	517	481

Total loans	74,149	73,832
Less allowance for loan losses	1,315	1,182
Net deferred loan fees	125	103

Total loans, net	$72,959	$72,753

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables

        The following table summarized the activity in the allowance for loan losses by loan class for the periods presented:

(In thousands)	Beginning Balance	Charge-offs	Recoveries	Provisions	Ending Balance
June 30, 2013
Commercial	$173	$6	—	$(60)	$107
Commercial real estate	557	—	3	53	613
Mortgage	293	67	27	174	427
Home equity	19	—	12	3	34
Consumer	110	63	1	61	109
Unallocated	30	—	—	(5)	25

	$1,182	$136	$43	$226	$1,315

December 31, 2012
Commercial	$222	$—	$94	$(143)	$173
Commercial real estate	548	742	156	595	557
Mortgage	202	32	—	123	293
Home equity	20	—	—	(1)	19
Consumer	77	11	2	42	110
Unallocated	26	—	—	4	30

Total	$1,095	$785	$252	$620	$1,182

        The following table presents the balance in the allowance for loan losses for the periods presented disaggregated on the basis of the Company's impairment method by class of loans receivable along with the balance of loans receivable by class disaggregated on the basis of the Company's impairment methodology:

	June 30, 2013
	Allowance for Loan Losses			Loans Receivable
(In thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
Commercial	$107	$—	$107	$9,703	$—	$9,703
Commercial real estate	613	391	222	20,045	5,328	14,717
Mortgage	427	217	210	38,856	684	38,172
Home equity	34	—	34	5,028	—	5,028
Consumer	109	5	104	517	21	496
Unallocated	25	—	25	—	—	—

Total	$1,315	$613	$702	$74,149	$6,033	$68,116

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

	December 31, 2012
	Allowance for Loan Losses			Loans Receivable
(In thousands)	Balance	Balance Related to Loans Individually Evaluated for Impairment	Balance Related to Loans Collectively Evaluated for Impairment	Balance	Balance Individually Evaluated for Impairment	Balance Collectively Evaluated for Impairment
Commercial	$173	$—	$173	$11,994	$—	$11,994
Commercial real estate	556	274	282	19,593	5,345	14,248
Mortgage	293	146	147	36,779	1,517	35,262
Home equity	20	—	20	4,985	—	4,985
Consumer	110	36	74	481	145	336
Unallocated	30	—	30	—	—	—

Total	$1,182	$456	$726	$73,832	$7,007	$66,825

        The following table presents the classes of the loan portfolio summarized by the aggregate pass rating and the classified ratings of special mention, substandard and doubtful within the Company's internal risk rating system for the period presented:

	June 30, 2013
(In thousands)	Commercial	Commercial Real Estate	Mortgage	Home Equity	Consumer	Total
Pass	$9,703	$14,383	$37,551	$5,028	$517	$67,182
Special mention	—	334	—	—	—	334
Substandard	—	5,328	1,305	—	—	6,633
Doubtful	—	—		—	—	—

Total	$9,703	$20,045	$38,856	$5,028	$517	$74,149

	December 31, 2012
(In thousands)	Commercial	Commercial Real Estate	Mortgage	Home Equity	Consumer	Total
Pass	$11,994	13,907	$35,347	$4,985	$481	$66,714
Special mention	—	340	—	—	—	340
Substandard	—	5,346	1,432	—	—	6,778
Doubtful	—	—	—	—	—	—

Total	$11,994	19,593	$36,779	$4,985	$481	$73,832

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

        The following presents impaired loans by loan portfolio segments for the periods presented:

(In thousands)	Recorded Investment in Impaired Loans	Unpaid Principal Balance of Impaired Loans	Related Allowance	Average Recorded Investment in Impaired Loans	Interest Income Recognized
June 30, 2013:
Loans with no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	22	22	—	22	1
Mortgage	357	357	—	387	10
Home equity	—	—	—	—	—
Consumer	68	16	—	55	1

	447	395	0	464	12
Loans with an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	5,306	5,306	391	5,314	25
Mortgage	682	682	216	687	19
Home Equity	—	—	—	—	—
Consumer	20	20	5	21	—

	6,008	6,008	612	6,022	44
Total
Commercial	$—	$—	$—	$—	$—
Commercial real estate	5,328	5,328	391	5,336	26
Mortgage	1,039	1,039	216	1,074	29
Home equity	—	—	—	—	—
Consumer	88	36	5	76	1

	6,455	6,403	612	6,486	56
December 31, 2012
Loans with no related allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	23	23	—	25	2
Mortgage	757	757	—	772	41
Home equity	—	—	—	—	—
Consumer	110	57	—	62	2

	890	837	0	859	45
Loans with an allowance recorded:
Commercial	$—	$—	$—	$—	$—
Commercial real estate	5,322	5,322	274	5,371	253
Mortgage	760	760	146	772	39
Home	—	—	—	—	—
Consumer	35	35	35	39	1

	6,117	6,117	455	6,182	293
Total
Commercial	$—	$—	$—	$—	$—
Commercial real estate	5,345	5,345	274	5,396	255
Mortgage	1,517	1,517	146	1,544	80
Home equity	—	—	—	—	—
Consumer	145	92	35	101	3

	7,007	6,954	455	7,041	338

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

        The performance and credit quality of the loan portfolio is also monitored by analyzing the age of the loans receivable as determined by the length of time a recorded payment is past due. One loan totaling $4,453,000 was greater than 90 days past due and on nonaccrual as of June 30, 2012. The loan agreement includes an 80% guarantee by the United States Department of Agriculture (USDA). The following table presents the classes of the loan portfolio summarized by the past due status for the periods presented:

(In thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total	Recorded Investment Greater Than 90 Days & Accruing
June 30, 2013:
Commercial	$—	$—	$—	$—	$9,703	$9,703	$—
Commercial real estate	—	—	4,453	4,453	15,592	20,045	—
Mortgage	53	—	—	53	38,803	38,856	—
Home equity	57	—	9	66	4,962	5,028	—
Consumer	—	—	—	—	517	517	—

Total	$110	$—	$4,462	$4,572	$69,577	$74,149	$—

							—
December 31, 2012:
Commercial	$—	$—	$—	$—	$11,994	$11,994	$—
Commercial real estate	—	2	4,460	4,462	15,131	19,593	—
Mortgage	102	212	67	381	36,398	36,779	—
Home equity	6	—	25	31	4,954	4,985	—
Consumer	—	—	—	—	481	481	—

Total	$108	$214	$4,552	$4,874	$68,958	$73,832	$—

        The following table presents nonaccrual loans by classes of the loan portfolio for the periods presented:

(In thousands)	June 30, 2013	December 31, 2012
Commercial	$—	$—
Commercial real estate	4,453	4,460
Mortgage	13	82
Home equity	—	58
Consumer	36	—

Total	$4,502	$4,600

        No additional funds are committed to be advanced in connection with impaired loans.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

        The Company may grant a concession or modification for economic or legal reasons related to a borrower's financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR). The Company may modify loans through rate reductions, extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers' operations.

        Loan modifications are intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Bank's allowance for loan losses.

        The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower's financial statements, revenue projections, tax returns and credit reports. Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions and negative trends may result in a payment default in the near future.

        The following table reflects information regarding the Company's troubled debt restructurings for the six months and 12 months ended June 30, 2013 and December 31, 2012 and troubled debt restructuring loans which have subsequently defaulted. There were no loans that subsequently defaulted.

(In thousands, except contracts data)	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2013:
Troubled Debt Restructurings:
Commercial	—	—	—
Commercial real estate	—	—	—
Mortgage	—	—	—
Home equity	—	—	—
Consumer	—	—	—
December 31, 2012:
Troubled Debt Restructurings:
Commercial	3	$325	$348
Commercial real estate	—	—	—
Mortgage	—	—	—
Home equity	—	—	—
Consumer	—	—	—

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

        The Bank's risk rating system provides three satisfactory ratings (001, 002, 003), two grades for other loans especially mentioned (004, 005), and singles grade for substandard (006), doubtful (007) and loss (008). The grading system is described as follows:

        Exceptional Loans (001):    This rating is reserved for the Bank's top quality borrowers. Loans rated as exceptional are made to borrowers that are well known to the Bank, have a track record of excess cash flow in relation to debt service, cash flow has remained strong even in economic downturns or loans that are fully secured with liquid collateral. Examples include loans fully secured by a Bank certificate of deposit or properly managed marketable securities held as collateral.

        Quality Loans (002):    These loans exhibit superior financial performance and provide full assets protection. Quality loans are loans where cash flow is stable and sufficient to service all debt obligations. Management is highly experienced and clear succession is evident. Borrowers have a well-diversified customer and supplier base with no concentrations. Quality loans are for borrowers who compare favorably to their Risk Management Association ("RMA") industry peers. Documentation exceptions are minimal and are not of a nature that could subsequently introduce the Bank to loan loss risk. For consumer loans, credit scores are typically very high, debt to income ratios are low, disposable income is strong and loan to value ratios are low.

        Acceptable Loans (003):    Acceptable loan ratings are for borrowers whose financial condition and repayment ability are satisfactory. Secondary sources of repayment are evident but may need to be monitored closely. Typically, borrowers' financial measurements are within (or close to) the RMA industry median. Weaknesses may exist, such as companies with rapid growth whose balance sheets are leveraged or where reliance to accounts receivable is high. Borrowers tend to be in a highly cyclical business and in industries that are more likely than others to be affected by an economic downturn. But the impact to the borrower would not be significant.

        Examples of satisfactory loans may be loans secured by government guarantees but a portion of the loan is unsecured; or loans with borrowing bases. Acceptably rated consumer loans typically meet all of the Bank's credit guidelines but debt to income is at or near the Bank's maximum policy limit; borrowers do not have a lot of liquidity; and loan to value ratios are near or at the Bank's credit policy threshold.

        Watch List Loans (004):    The Bank should assign a watch rating to loans where emerging weaknesses are evident, such as the management of the business may lack experience or succession; secondary sources of repayment may be weakened; repayment of debt is slow or slowing; the business is undercapitalized; or the borrower operates in a highly competitive industry and the short-term or long-term outlook may be uncertain. A watch rating can also be applied to borrowers who have not provided updated financial statements or where the financial reporting is questionable or weak. Watch list loans require special attention and close monitoring. Watch list rating for consumer loans is assigned to those loans where a slow repayment history is present; overdrafts are occurring; and credit history has worsened.

        Other Loans Especially Mentioned (005):    Loans with this rating have clearly identifiable weaknesses that if uncorrected may result in a deterioration of the borrower's repayment ability. It can

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

be used for loans with documentation weaknesses; where the Bank does not have control of the collateral; or the loan agreement is invalid. Generally the Bank is adequately protected with collateral but negative financial trends are evident. Examples include eroding margins; deterioration of collateral value; increasing leverage; or the lack of a clearly defined repayment schedule.

        Other Loans Especially Mentioned is a transition and temporary classification. After the Bank has better determined its risk or takes some corrective action such as clearing up a documentation exception that restricts the Bank's ability to perfect its collateral position, the loan will be properly reclassified and upgraded or downgraded as necessary.

        Substandard Loans (006):    Substandard ratings are given where the borrower lacks repayment ability and the Bank is inadequately protected by the current sound net worth of the borrower. Further a borrower's weaknesses become well-defined and there is the distinct possibility that the Bank could experience some loss if the impairments are not corrected. Examples of substandard ratings include instances where the borrower lacks repayment ability; is frequently overdrawn; there is a heavy reliance on secondary or tertiary sources of repayment; or there are clear collateral deficiencies.

        Doubtful Loans (007):    A loan classified as doubtful has all the weaknesses inherent in a loan classified as substandard, with the added characteristics that the weaknesses make full collection or liquidation of the loan, based upon current existing facts, conditions and values, highly questionable and improbable. Doubtful loans will not necessarily be charged-down or charged off if there is the clear likelihood that an outside factor could prevent the Bank from experiencing a loss. Examples of such factors may include an imminent acquisition or merger; proof of approved refinancing commitment with another lender; or a capital injection from a guarantor or third party.

        Loss (008):    This rating is assigned when a loan is considered to be uncollectible and of such little value that its continuance as an active Bank asset is not likely. These loans will be immediately charged off even though partial or full recovery may be possible in the future.

        Unrated (U):    Unrated loans are loans that for various reasons could not be assigned a risk rating. A rating of "U" is a temporary rating that should not last longer than 30 days. At the end of 30 days, the Bank's credit analyst and Asset Review committee of the Board of Directors will review the loan again and ensure that a routine rating is assigned.

        Loan officers can make recommendations for changes to a loan's risk rating. A detailed memo must be completed describing the reasons for the recommended change—whether it be to increase or lower the rating. Any risk rating change must be approved by the Chief Lending Officer and President or the Board of Directors.

        All changes to loan risk ratings shall be reported to the Board of Directors on at least a quarterly basis by the Chief Lending Officer or a designee.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 6—Allowance for Loan Losses and Recorded Investment in Financing Receivables (Continued)

        The following presents the credit quality indicators and total credit exposure for each segment in the loan portfolio by internally assigned grades as of June 30, 2013 and December 31, 2012:

(In thousands)	Commercial	Commercial Real Estate	Mortgage	Home Equity	Consumer	Total
June 30, 2013
1—Exceptional	$—	$—	$—	$—	$—	$—
2—Quality	—	—	—	—	—	—
3—Acceptable	9,703	14,383	37,551	5,028	517	67,182
4—Watch	—	—	—	—	—	—
5—Special Mention	—	334	—	—	—	334
6—Substandard	—	5,328	1,305	—	—	6,633
7—Doubtful	—	—	—	—	—	—
8—Loss	—	—	—	—	—	—

Total	$9,703	$20,045	$38,856	$5,028	$517	$74,149

December 31, 2012:
1—Exceptional	$—	$—	$—	$—	$—	$—
2—Quality	—	—	—	—	—	—
3—Acceptable	11,994	13,907	35,347	4,985	481	66,714
4—Watch	—	—	—	—	—	—
5—Special Mention	—	340	—	—	—	340
6—Substandard	—	5,346	1,432	—	—	6,778
7—Doubtful	—	—	—	—	—	—
8—Loss	—	—	—	—	—	—

Total	$11,994	$19,593	$36,779	$4,985	$481	$73,832

        The pass grades, as defined as grades 1 through 4, are not segregated by category on our system and are shown in total as satisfactory on the above table.

        The adequacy of the allowance is analyzed quarterly, with any adjustment to the level deemed appropriate by credit administration management, based upon its risk assessment of the entire portfolio. Based upon credit administration's review of the classified loans and the overall allowance levels as they relate to the entire loan portfolio at June 30, 2013, management believes the allowance for loan losses has been established at levels sufficient to cover the probable incurred losses in the loan portfolio.

Note 7—Financial Instruments with Off Balance Sheet Risk

        The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 7—Financial Instruments with Off Balance Sheet Risk (Continued)

        The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Total commitments to extend credit at June 30, 2013 include $12,858,000 in floating rate and fixed rate loan commitments as compared with $13,004,000 at December 31, 2012. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company, upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; residential real estate; and income-producing commercial properties.

        Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Commitments under outstanding standby letters of credit amounted to $817,000 at June, 2013 and $1,246,000 at December 31, 2012. Such commitments expire on various future dates. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company holds real estate as collateral to support those commitments for which collateral is deemed necessary.

Note 8—Capital Adequacy

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined).

        Management believes, as of June 30, 2013, that the Bank met all capital adequacy requirements to which it is subject.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 8—Capital Adequacy (Continued)

        As of June 30, 2013, the Bank was well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk -based and Tier 1 leverage ratios as set forth in the following table. No conditions or material events, to the best of management's knowledge, have transpired subsequent to June 30, 2013 that would result in a change to the Bank's well capitalized categorization.

        The Bank's actual capital ratios at June 30, 2013 and December 31, 2012 are summarized below along with the minimum ratios required for capital adequacy purposes and the ratios required to be considered as well capitalized under the prompt corrective action provisions.

	Actual		For Capital Adequacy Purposes			To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount		Ratio	Amount		Ratio
	(Dollars in thousands)
As of June 30, 2013:
Total risk-based capital (to risk-weighted assets)	$10,046	11.3%	≥$	7,106	≥8.0%	≥$	8,882	≥10.0%
Tier 1 capital (to risk-weighted assets)	8,903	10.0		≥3,551	≥4.0		≥5,326	≥ 6.0
Tier 1 capital (to average total assets)	8,903	7.2		>4,926	>4.0		≥6,157	≥ 5.0
As of December 31, 2012:
Total risk-based capital (to risk-weighted assets)	$10,742	12.0%	≥$	7,179	≥8.0%	≥$	8,974	≥10.0%
Tier 1 capital (to risk-weighted assets)	9,600	10.7		≥3,589	≥4.0		≥5,383	≥ 6.0
Tier 1 capital (to average total assets)	9,600	7.9		>4,849	>4.0		≥6,061	≥ 5.0

Note 9—Fair Value Measurements and Fair Values of Financial Instruments

        Management uses its best judgment in estimating the fair value of the Company's financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts the Company could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year-ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different from the amounts reported at each year end.

        The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. In accordance with FASB ASC Topic 820—Fair Value Measurements and Disclosures, the fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in some instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.

        The fair value guidance provides a consistent definition of fair value, which focuses on exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. If there has been a significant decrease in the volume and level of activity for the asset or liability, a change in valuation technique or the use of multiple valuation techniques may be appropriate. In such instances, determining the price at which willing market participants would transact at the measurement date under current market conditions depends on the facts and circumstances and requires the use of significant judgment. The fair value is a reasonable point within the range that is most representative of fair value under current market conditions.

        FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation methods used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FASB ASC Topic 820 are as follows:

  Level 1—Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

  Level 2—Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability.

  Level 3—Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e., supported with little or no market activity).

        An asset's or liability's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

        For financial assets measured at fair value on a recurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

June 30, 2013	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of other U.S. government agencies and organizations	$3,067	$1,751	$1,316	$—
Obligations of states and political subdivisions	15,538	—	15,538	—
Corporate debt securities	1,875	—	1,875	—
Agency mortgage-backed securities	4,582	—	4,582	—
Non-agency mortgage-backed securities	4,314	—	4,314	—
Asset-backed securities	131	—	131	—
Equity securities, financial services	487	487	—	—

Total	$29,994	$2,238	$27,756	$—

December 31, 2012	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
U.S. Treasury securities and obligations of other U.S. government agencies and organizations	$1,751	$1,751	$—	$—
Obligations of states and political subdivisions	13,007	—	13,007	—
Corporate debt securities	1,742	—	1,742	—
Agency mortgage-backed securities	7,282	—	7,282	—
Non-agency mortgage-backed securities	5,191	—	5,191	—
Asset-backed securities	211	—	211	—
Equity securities, financial services	1,902	1,902	—	—

Total	$31,086	$3,653	$27,433	$—

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

        For financial assets measured at fair value on a nonrecurring basis, the fair value measurements by level within the fair value hierarchy used at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
(In thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans, net of related allowance	$5,396	$—	$—	$5,396
Other real estate owned	63	—	—	63

Total	$5,459	$—	$—	$5,459

	December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$5,662	$—	$—	$5,662
Other real estate owned	68	—	—	68

Total	$5,730	$—	$—	$5,730

        The following tables present additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Level 3 inputs have been used to determine fair value (in thousands):

(In thousands)	Fair Value at June 30, 2013	Valuation Technique	Unobservable Input	Range
Impaired loans	$5,396	Appraisal of collateral(1)(2)	Collateral discounts(2)	0 - 30%
Other real estate owned	63	Appraisal of collateral(1)(2)	Collateral discounts(2)	0 - 20%

Total	$6,969

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Input	Range
Impaired loans	$5,662	Appraisal of collateral(1)(2)	Collateral discounts(2)	0 - 30%
Other real estate owned	68	Appraisal of collateral(1)(2)	Collateral discounts(2)	0 - 20%

Total	$5,730

(1)
Fair value is generally determined through independent appraisals of the underlying collateral.

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

(2)
Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses.

        The following information should not be interpreted as an estimate of the fair value of the Company since a fair value calculation is only provided for a limited portion of the Company's assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between the Company's disclosures and those of other companies may not be meaningful.

        The following methods and assumptions were used by the Company to estimate the fair values of its financial instruments at June 30, 2013 and December 31, 2012:

Cash and Due from Banks

        The carrying values for cash and due from banks equal those assets' fair values.

Short-Term Investments

        The carrying values for short-term investments approximate their fair values.

Interest-Bearing Deposits in Banks

        The carrying values for interest-bearing deposits in banks approximate their fair values.

Investment Securities

        The fair value of securities available-for-sale (carried at fair value) are determined by obtaining quoted market prices on nationally recognized securities exchanges (Level 1), or matrix pricing (Level 2), which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted market prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted prices.

Loans

        For variable-rate loans that re-price frequently with no significant change in credit risk, fair value equals carrying value. The fair values for fixed-rate residential mortgage loans, consumer loans, commercial and commercial real estate loans are estimated by discounting the future cash flows using comparable current rates at which similar loans would be made to borrowers at similar credit risk.

Impaired Loans

        Fair value of impaired loans is generally determined based upon independent third-party appraisals of the properties, or discounted cash flows based upon the expected proceeds. These assets are included as Level 3 fair values, based upon the lowest level of input that is significant to the fair value measurements. The fair value consists of the loan balances of $6,008,000 net of a valuation allowance

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

of $612,000 as of June 30, 2013 and loan balances of $6,117,000 net of a valuation allowance of $455,000 as of December 31, 2012.

Restricted Investment in Bank Stock

        The carrying amount of restricted investment in bank stock approximates fair value, and considers the limited marketability of such securities.

Accrued Interest Receivable and Payable

        The carrying amount of accrued interest receivable and accrued interest payable approximates its fair value.

Deposit Liabilities

        The fair values of demand and savings deposits equal their carrying values. Adjusting such fair value for any value from retaining those deposit relationships in the future is prohibited. That component, known as a deposit intangible, is not considered in the value disclosed nor is it recorded in the balance sheet. The carrying values for variable rate money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using rates currently offered for similar deposits.

Off-Balance-Sheet Instruments

        Fair values of the Company's unused commitments to originate loans and unused lines of credit are deemed to be the same as their carrying values.

        The estimated fair values of the Company's financial instruments were as follows for the periods presented:

(In thousands) June 30, 2013	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,502	$10,502	$10,502	$—	$—
Short-term investments	3,000	3,000	—	3,000	—
Interest-bearing deposits with banks	988	988	—	988	—
Investment securities	29,994	29,994	2,238	27,756	—
Loans, net	72,959	73,590	—	—	73,590
FHLB restricted stock	195	195	—	195	—
Accrued interest receivable	497	497	—	497	—
Financial liabilities:
Total deposits	111,676	111,652	—	111,652	—
Accrued interest payable	50	50	—	50	—
Off balance sheet financial instruments	—	—	—	—	—

UNION BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

Note 9—Fair Value Measurements and Fair Values of Financial Instruments (Continued)

(In thousands) December 31, 2012	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and due from banks	$10,085	$10,085	$10,085	$—	$—
Short-term investments	3,000	3,000	—	3,000	—
Interest-bearing deposits with banks	988	988	—	988	—
Investment securities	31,086	31,086	3,653	27,433	—
Loans, net	72,753	73,590	—	—	73,590
FHLB restricted stock	176	176	—	176	—
Accrued interest receivable	425	425	—	425	—
Financial liabilities:
Total deposits	111,903	111,894	—	111,894	—
Accrued interest payable	56	56	—	56	—
Off balance sheet financial instruments	—	—	—	—	—

Note 10—Recent Accounting Pronouncements

        The Financial Accounting Standards Board ("FASB") in January 2012 issued Accounting Standards Update ("ASU") No. 2011-11, "Disclosures About Offsetting Assets and Liabilities", which clarifies the scope of the new offsetting disclosures requires under ASU No. 2011-11. It is limited to (1) derivatives, (2) repurchase and reverse repurchase agreements, and (3) securities borrowing and lending transactions, that are either: offset in the statement of financial position in accordance with ASC 10, "Balance Sheet Presentment", or ASC 815, "Derivatives and Hedging", or subject to an enforceable master netting arrangement or similar agreement regardless of whether they are presented net in the financial statements. This ASU is effective for annual and interim reporting periods beginning on or after January 1, 2013. This guidance did not have a significant impact on the Company's consolidated financial statements.

        In February 2013, the FASB issued ASU No. 2012-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires disclosure of the effects of reclassifications out of accumulated other comprehensive income ("AOCI") or net income line items only for those items that are reported in their entirety in net income in the period of reclassification. For AOCI reclassification items that are not reclassified in their entirety into net income, entities would then cross reference to the related note to the financial statements for additional information. Since the Company's only AOCI item consists of unrealized gains or losses on securities available for sale, the adoption of this standard had no significant impact on the Company's consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF UNION BANCORP, INC.

        The following discussion and analysis summarizes Union's results of operations and highlights material changes for the six months ended June 30, 2013 and 2012 and its financial condition as of June 30, 2013. This discussion is intended to provide additional information which may not be readily apparent from the consolidated selected financial data included in this report. Reference should be made to the selected financial data presented for a complete understanding of the following discussion and analysis.

        Other than described herein, management does not believe there are any trends, events or uncertainties that are reasonably expected to have a material impact on future results of operations, liquidity or capital resources.

Forward-Looking Statements

        Except for historical information, this report may be deemed to contain "forward-looking" statements regarding the Company. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in the Company's market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

        No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

Critical Accounting Policies

        The Company's consolidated financial statements are prepared based on the application of certain accounting policies. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or are subject to variations which may significantly affect Union's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas can have a material impact on future financial condition and results of operations.

        The Company has identified several policies as being critical because they require management to make particularly difficult, subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These policies relate to the allowance for loan losses, valuation of securities, goodwill and other intangible asset impairment and accounting for income taxes.

        The Company performs periodic and systematic detailed reviews of its loan portfolio to assess overall collectability. The level of the allowance for loan losses reflects an estimate of the losses inherent in the loan portfolio at any point in time. While these estimates are based on substantiated methods for determining allowance requirements, actual outcomes may differ significantly from estimated results, especially when determining allowances for business, construction, and commercial real estate loans. These loans are normally larger and more complex, and their collection rates are harder to predict. Personal loans, including personal mortgage and other consumer loans, are individually smaller and perform in a more homogenous manner, making loss estimates more predictable.

        The Company records its' available for sale securities at fair value. Fair value of these securities is determined based on methodologies in accordance with generally accepted accounting principles. Fair values are volatile and may be influenced by a number of factors, including market conditions, discount rates, credit ratings and yield curves. Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values used are based on the quoted prices of similar instruments or an estimate of fair value by using a range of fair value estimates in the marketplace as a result of the illiquid market specific to the type of security.

        When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an other than temporary impairment condition exists. Available for sale securities are analyzed quarterly for possible other than temporary impairment. The analysis considers (i) whether the Bank has the intent to sell the securities prior to recovery and/or maturity and (ii) whether it is more likely than not that the Bank will have to sell the securities prior to recovery and/or maturity. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on Union's results of operations and financial condition.

        Deferred income tax assets and liabilities are determined using the liability method. Under this method, the net deferred tax asset or liability is recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. To the extent that current available evidence about the future raises doubt about the likelihood of a deferred tax asset being realized, a valuation allowance is established. The judgment about the level of future taxable income, including that which is considered capital, is inherently subjective and is reviewed on a continual basis as regulatory and business factors change.

Overview

        Union is a Pennsylvania corporation headquartered in Pottsville, Pennsylvania and is the holding company for Union Bank and Trust Company, which is a Pennsylvania chartered full-service community bank headquartered in Pottsville, Pennsylvania. Union Bank provides a full range of commercial and consumer banking and trust services to individuals, businesses and municipalities in Schuylkill and Northumberland counties.

        Union had total consolidated assets of $122,721,000, loans of $72,959,000, deposits of $111,676,000, and shareholders' equity of $9,836,000 at June 30, 2013. Net loss for the six months ended June 30, 2013 was $214,000 (or $0.42 per share) as compared to $191,000 (or $0.38 per share) for the six months ended June 30, 2012. The annualized return on average assets was (0.35%) for the six months ended June 30, 2013 as compared with (0.33%) for the comparable period in 2012. The annualized return on average equity was (3.78%) for the six months of 2013 as compared with (3.31%) for the same period in 2012. The decrease in the return on average asset and average equity ratios is attributable to an increase in the losses for 2013 compared to 2012 and a decrease in the average equity balance.

Results of Operations

Net Interest Income and Net Interest Margin

        The following table presents the Company's average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the three months ended June 30, 2013 and 2012.

	For the Three Months Ended June 30,
	2013			2012
Average Balances and Average Interest Rates (Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Federal Funds Sold	$2,773	$9	1.30%	$3,894	$3	0.31%
Investment Securities	32,976	217	2.63%	30,195	264	3.50%
Loans	72,536	809	4.46%	69,325	895	5.16%

Total interest-earning assets	108,285	1,035	3.82%	103,414	1,162	4.49%
Other assets	14,891			12,947

Total assets	$123,176			$116,361

Liabilities and shareholders' equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing non-maturity deposits	$48,590	$62	0.51%	$43,037	$79	0.73%
Time deposits	34,989	54	0.62%	33,218	40	0.48%

Total interest bearing liabilities	83,579	116	0.56%	76,255	119	0.62%

Demand deposits	27,463			27,631
Other liabilities	798			921
Shareholders' equity	11,336			11,554

Total liabilities and shareholders' equity	$123,176			$116,361

Net interest income		$919			$1,043

Net interest spread			3.26%			3.87%

Net interest margin			3.39%			4.03%

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

        For the three months ended June 30, 2013, total interest income decreased $127,000 or 10.9% to $1,035,000 from $1,162,000 for the three months ended June 30, 2012. The decrease was due to a drop in rates on both the loan and the investment portfolios which resulted in a decline in yield on the earning assets to 3.82% for the three months ended June 30, 2013 from 4.49% for the three months ended June 30, 2012. The impact from the decline in the yield on total earning assets was somewhat mitigated by a 4.70% increase in the volume of total average earning assets, which was attributable to the loan growth of 4.63% for the first quarter of 2013 as compared to the first quarter of 2012.

        Total interest expense decreased $3,000 or 2.6% to $116,000 for the three months ended June 30, 2013 from $119,000 for the three months ended June 30, 2012. This was attributable to a 6 basis point decline in the total cost of funds, which decreased to 0.56% for the second quarter of 2013 from 0.62% for the same period in 2012. The decline in the cost of funds was enhanced by a 9.60% increase in the volume of total average interest bearing liabilities due to deposit growth.

        Net interest income decreased by $125,000, to $918,000 for the three months ended June 30, 2013 from $1,043,000 for the three months ended June 30, 2012. The net interest spread decreased to 3.26% for the three months ended June 30, 2103 from 3.87% for the three months ended June 30, 2012, while the net interest margin decreased to 3.39% for the three months ended June 30, 2013 from 4.03% for the three months ended June 30, 2012. The decrease in cost of funds was not enough to offset the decline in the yield on earning assets, which had the impact of compressing the net interest spread and net interest margin at June 30, 2013 as compared to June 30, 2012.

        The following table presents the Company's average balances, interest rates, interest income and expense, interest rate spread and net interest margin, adjusted to a fully-tax equivalent basis, for the six months ended June 30, 2013 and 2012.

	For the Six Months Ended June 30,
	2013			2012
Average Balances and Average Interest Rates (Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Interest earning assets:
Federal Funds Sold	$2,965	$16	1.08%	$4,163	$5	0.24%
Investment Securities	32,777	411	2.51%	31,470	502	3.19%
Loans	72,822	1,622	4.45%	69,727	1,794	5.15%

Total interest-earning assets	108,564	2,049	3.77%	105,360	2,301	4.37%
Other assets	15,500			13,179

Total assets	$124,064			$118,539

Liabilities and shareholders' equity
Interest-bearing liabilities:
Deposit accounts:
Interest-bearing non-maturity deposits	$49,360	$125	0.51%	$44,606	$123	0.55%
Time deposits	34,947	107	0.61%	33,406	85	0.51%

Total interest-bearing liabilities	84,307	232	0.55%	78,012	208	0.53%

Demand deposits	27,669			27,800
Other liabilities	799			1,102
Shareholders' equity	11,289			11,624

Total liabilities and shareholders' equity	$124,064			$118,538

Net interest income		$1,817			$2,093

Net interest spread			3.22%			3.83%

Net interest margin			3.35%			3.86%

For yield computation purposes, non-accruing loans are included in average loan balances and any income recognized on these loans is included in interest income.

Securities held as available-for-sale are carried at amortized cost for purposes of calculating average yield.

        For the six months ended June 30, 2013, total interest income decreased $252,000 or 11.0% to $2,049,000 from $2,301,000 for the six months ended June 30, 2012. The decrease was due to a drop in rates on both the loan and the investment portfolios, which resulted in a decline in yield on the earning assets to 3.77% for the six months ended June 30, 2013 from 4.37% for the six months ended June 30, 2012. The impact from the decline in the yield on total earning assets was somewhat mitigated by a 3.04% increase in the volume of total average earning assets, which was attributable to the loan growth of 4.44% for the first six months of 2013 as compared to the first six months of 2012.

        Total interest expense increased $24,000 or 11.53% to $232,000 for the six months ended June 30, 2013 from $208,000 for the six months ended June 30, 2012. This was attributable to a 2 basis point increase in the total cost of funds, which rose to 0.55% for the first six months of 2013 from 0.53% for the same period in 2012. The decline in the cost of funds was offset somewhat by a 8.07% increase in the volume of total average interest bearing liabilities due to deposit growth.

        Net interest income decreased by $276,000, to $1,817,000 for the six months ended June 30, 2013 from $2,093,000 for the six months ended June 30, 2012. The net interest spread decreased to 3.22% for the six months ended June 30, 2103 from 3.83% for the six months ended June 30, 2012, while the net interest margin decreased to 3.35% for the six months ended June 30, 2013 from 3.86% for the six months ended June 30, 2012. The increase in cost of funds coupled with the decline in the yield on earning assets, had the impact of compressing the net interest spread and net interest margin at June 30, 2013 as compared to June 30, 2012.

        Net interest income can also be analyzed in terms of the impact of changing interest rates and changing volumes, which is reflected in the following table for the periods indicated.

Rate Volume Analysis of Net Interest Income
For the Six Months Ended June 30,

	2013 vs. 2012
	Increase/(Decrease)
(In thousands)	Volume	Rate	Net Change
Interest-Earning Assets:
Interest-bearing due from banks and federal funds sold	(13)	24	11
Securities, taxable(1)	33	(124)	(91)
Loans(1)	138	(310)	(172)

Net Change in Interest Income	158	(410)	(252)

Interest-Bearing Liabilities:
Interest-bearing non-maturity deposits	24	(22)	2
Time deposits	10	12	22

Net Change in Interest Expense	34	(10)	24

CHANGE IN NET INTEREST INCOME	124	(400)	(276)

(1)
Yields on tax-exempt assets have been computed on a fully tax-equivalent basis assuming a tax rate of 34%.

Provision for Loan Losses

        The provision for loan losses represents management's determination of the amount necessary to be charged to operations in order to maintain the allowance for loan losses at a level that represents management's best estimate of the known and inherent losses in the existing loan portfolio. Credit exposures deemed uncollectible are charged against the allowance for loan losses. Recoveries of previously charged-off loans are credited to the allowance for loan losses. Management performs periodic evaluations of the allowance for loan losses with consideration given to historical, internal and external factors. In evaluating the adequacy of the allowance for loan losses, management considers historical loss experience, delinquency trends and charge-off activity, status of past due and non-performing loans, growth within the portfolio, the amount and types of loans comprising the loan portfolio, adverse situations that may affect a borrower's ability to pay, the estimated value of underlying collateral, peer group information and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are caused to undergo interpretation and possible revision as events occur or as more information becomes available. Loans are also reviewed for impairment based on discounted cash flows using the loans' initial effective interest rates or the fair value of the collateral for certain collateral dependent loans as provided under the accounting standard relating to Accounting by Creditors for Impairment of a Loan. After an evaluation of these factors, the Company recorded a provision of $226,000 for the six months ended June 30, 2013 as compared with $470,000 recorded for the six months ended June 30, 2012. The allowance for loan losses was $1,315,000 or 1.77% of total loans outstanding at June 30, 2013 as compared to $1,062,000, or 1.49% of total loans at June 30, 2012.

        Management assesses the allowance for loan losses on a quarterly basis and makes provisions for loan losses, if necessary, in order to maintain the adequacy of the allowance. Management believes the allowance for loan losses at June 30, 2013 is maintained at a level that is adequate to absorb probable and potential losses inherent in the loan portfolio. At the same time, management continues to allocate dedicated resources to continue to manage at-risk credits.

Other Income

        The following table sets forth changes in other income for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
		Increase/ (Decrease)
Other Operating Income (Dollars in thousands)	2013	Amount	%	2012
Service charges on deposit accounts	$45	$(9)	(16.7)%	$54
Other service charges and fees	77	9	13.2%	68
Earnings on life insurance	27	(5)	(15.6)%	32
Gains (Losses) from sale of available for sale securities	—	—	—	—
Other Income	301	257	584.1%	44

	$450	$252	127.3	$198

        Other income represents 32.87% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2013 as compared with 15.83% for the second quarter of 2012. Total other operating income increased 127.27% in the second quarter of 2013 as compared with the second quarter of 2012 due to the receipt of insurance proceeds for a director.

        The following table sets forth changes in other income for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
		Increase/ (Decrease)
Other Income (Dollars in thousands)	2013	Amount	%	2012
Service charges on deposit accounts	$92	$(18)	(16.3)%	$110
Other service charges and fees	139	14	11.2%	125
Earnings on life insurance	279	206	282.2%	73
Gains (Losses) from sale of available for sale securities	(79)	(114)	(325.7)	35
Other income	115	(37)	(24.3)%	152

	$546	$51	10.3%	$495

        Other income represents 23.11% of total revenues (comprised of net interest income and non-interest income) for the second quarter of 2013 as compared with 19.13% for the second quarter of 2012. Total other operating income increased 10.30% in the second quarter of 2013 as compared with the second quarter of 2012 due to an increase from the proceeds of insurance on director's life insurance policies which was offset somewhat by a loss on the sale of investment securities in 2013 compared to a gain on sale for the same period in 2012. Losses were recognized in the securities portfolio in 2012 due to the redemption of trust preferred securities. Other income declined due to a decrease of $37,000 in service charges on deposit accounts because of a decrease in overdrafts and other activity that would generate income. Also, a $7,000 decline in income from the trust department due to a decrease in the number of accounts.

Other Operating Expense

        The following table presents the components of other operating expense for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
		Increase/ (Decrease)
Other Operating Expense (Dollars in thousands)	2013	Amount	%	2012
Salaries and employee benefits	$594	$(2)	(0.3)%	$596
Occupancy expense	122	62	103.3%	60
Equipment expense	41	—	—	41
Telecommunications and processing charges	18	1	5.9%	17
Postage and office supplies	34	8	30.8%	26
FDIC premium	40	1	2.6%	39
Bank shares tax expense	41	(1)	(2.4)%	42
Directors' compensation	28	—	—	28
Professional services	142	75	111.9%	67
Other expenses	152	(83)	(35.3)%	235

	$1,212	$61	5.3%	$1,151

        Other operating expenses increased 5.30% year over year. The change is due to an increase in the occupancy expense related to real estate taxes. Also, professional services expenses increased due to the pending consolidation with Riverview.

        The following table presents the components of other operating expense for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
		Increase/ (Decrease)
Other Operating Expense (Dollars in thousands)	2013	Amount	%	2012
Salaries and employee benefits	$1,181	$(65)	(5.2)%	$1,246
Occupancy expense	209	82	64.6%	127
Equipment expense	80	3	3.9%	77
Telecommunications and processing charges	36	(3)	(7.7)%	39
Postage and office supplies	60	4	7.1%	56
FDIC premium	(3)	(81)	(103.8)%	78
Bank shares tax expense	50	—	—	50
Directors' compensation	58	4	7.4%	54
Professional services	407	277	213.1%	130
Other expenses	273	(179)	(39.6)%	452

	$2,351	$42	1.8%	$2,309

        Other operating expenses increased 1.82% year over year. The change is due to an increase in the occupancy expense related to real estate taxes and professional services, which increased due to the pending consolidation with Riverview. It was offset by decreases in salaries and employee benefits resulting from attrition and reductions in staffing made by management, a refund in the first quarter of the FDIC premium expense and a decrease in other expenses primarily attributable to a decrease in ATM expenses.

Provision for Federal Income Taxes

        Federal income tax expense was $0 for both periods ending June 30, 2013 and June 30, 2012.

Financial Condition as of June 30, 2013 and December 31, 2012

Securities

        The following table sets forth the composition of the investment securities portfolio for the periods presented:

Investment Securities (In thousands)	June 30, 2013	December 31, 2012
Available for Sale Securities (at fair value):
U.S. Government agencies	$1,317	$—
State and municipal	15,538	13,007
U.S. Treasury Notes	1,750	1,751
Asset Backed Securities	131	210
Equity Securities	487	1,902
Corporate Securities	1,875	1,742
U.S. Government agencies and sponsored enterprises (GSEs)—residential:
Mortgage-backed securities	4,582	7,283
Collateralized mortgage obligations (CMOs)	4,314	5,191

Total	$29,994	$31,086

        Since the year end, total investment securities have decreased as a result of security calls, maturities, normal repayments and accelerated prepayments on mortgage-backed securities, and sales. None of the mortgage-backed securities in the portfolio are private label but are comprised of residential mortgage pass-through securities either guaranteed or issued by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). Securities issued by these agencies contain additional guarantees that make them among the most creditworthy investments available.

        No securities are considered other-than-temporarily impaired based on management's evaluation of the individual securities, including the extent and length of any unrealized losses, and the Company's ability to hold the security until maturity or until the fair value recovers, and management's opinion that it will not have to sell the securities prior to recovery of value. The Company invests in securities for the cash flow and yields they produce and not to profit from trading. The Company holds no trading securities in its portfolio, and the portfolio does not contain high risk securities or derivatives as of June 30, 2013.

Restricted Investments in Bank Stocks

        Restricted stock, which represents required investments in the common stock of correspondent banks is carried at cost and as of June 30, 2013 and December 31, 2012, consists of the common stock of the Federal Home Loan Bank of Pittsburgh ("FHLB").

        Management believes no impairment charge is necessary with regard to such restricted stock as of June 30, 2013 and December 31, 2012.

Loans

        The loan portfolio comprises the major component of the Company's earning assets and is the highest yielding asset category. Total loans, net of unearned income increased $339,000, or 0.46%, to $74,274,000 at June 30, 2013 from $73,935,000 at December 31, 2012. The major factor in the increase was increases in the mortgage loan portfolio related to refinancing. As new loans were recorded during the first six months of 2013, scheduled loan payments and increased prepayments and payoffs impacted loan growth.

        All of the Company's loans are to domestic borrowers.

Credit Risk and Loan Quality

        The following table presents non-performing loans and assets as of June 30, 2013 and December 31, 2012:

Non-Performing Assets (Dollars in thousands)	June 30, 2013	December 31, 2012
Accruing loans past due 90 days	$—	$—
Non-accrual loans	4,502	4,600

Total non-performing loans	4,502	4,600
Foreclosed real estate	63	68

Total non-performing assets	$4,565	$4,668

Non-performing loans to total loans	6.06%	6.22%
Non-performing assets to total assets	3.72%	3.77%
Allowance to non-performing loans	29.21%	25.70%

        The non-performing asset ratios presented in the table reflect a modest improvement in the credit quality of the loan portfolio since the 2012 year end. Through the first six months of 2013, the Bank experienced a decrease of $98,000 in total non-performing loans due to paydowns.

        The Bank had $63,000 in real estate acquired through foreclosure as of June 30, 2013 as compared with $68,000 as of December 31, 2012. The foreclosed real estate as of June 30, 2013 consists of one property. The decrease at June 30, 2013 from December 31, 2012 is due to the sale of one property.

        A loan concentration is considered to exist when the total amount of loans to any one or multiple number of borrowers engaged in similar activities or have similar economic characteristics exceed 10% of loans outstanding. There were no loan concentrations as of June 30, 2013 and December 31, 2012.

        The Bank's lending policy is executed through the assignment of tiered loan limit authorities to individual officers of the Bank and the Board of Directors. Although the Bank maintains sound credit policies, certain loans may deteriorate for a variety of reasons. The Bank's policy is to place all loans in a non-accrual status upon becoming 90 days delinquent in their payments, unless the loan is well secured and there is documented, reasonable expectation of the collection of the delinquent amount. Loans are reviewed daily as to their status. Management is not aware of any potential loan problems that have not been disclosed in this report.

Allowance for Loan Losses

        As a result of management's ongoing assessment as to the adequacy of the allowance for loan losses in consideration of the risks and trends associated with the loan portfolio, a provision of $226,000 was made to the allowance for loan losses for the six months ended June 30, 2013 as compared with $470,000 for the six months ended June 30, 2012. Management determined that the total of the allocated and unallocated allowance for loan losses was adequate to absorb any losses inherent in the portfolio. Although management believes that it uses the best information available to make such determinations, future adjustments to the allowance for loan losses may be necessary, and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that material increases will not be necessary should the quality of the loans deteriorate as a result of factors previously discussed.

Analysis of the Allowance for Loan Losses (Dollars in thousands)	June 30, 2013	June 30, 2012
Beginning balance	$1,182	$1,095
Provision for loan losses	226	470
Charge-offs:
Commercial real estate	6	595
Real estate mortgage	67	—
Installments	63	—

Total charge-offs	136	595

Recoveries:
Commercial	—	91
Real estate commercial	3	—
Real estate mortgage	28	—
Installments	12	1

Total recoveries	43	92

Net (charge-offs)/recoveries	(93)	(503)

Ending balance	1,315	1,062

Net (charge-offs)/recoveries to average loans (annualized)
Allowance for loan losses to total loans

        The increase in the allowance for loan losses as a percentage of total loans as of June 30, 2013 as compared with June 30, 2012 primarily reflects additional amounts allocated through the provision for the calculation of impaired balances on the quarterly allowance for loan loss spreadsheet. Although management is proactive in identifying and dealing with credit issues that it can control, it anticipates that going forward, additional provisions to its allowance for loan losses may be warranted as a result of economic factors it cannot control.

Deposits

        Deposits are the major source of the Bank's funds for lending and investing purposes. Total deposits at June 30, 2013 were $111,676,000, a decrease of $227,000, or 0.20%, from total deposits of $111,903,000 at December 31, 2012. Most of the deposit decline was attributable to normal fluctuations in the deposit balances over the course of the year.

Borrowings

        The Bank had no outstanding balances at June 30, 2013 and December 31, 2012. The Bank has an unsecured line of credit for $3,000,000 with Atlantic Central Bankers Bank, Camp Hill, Pennsylvania. The Bank did not borrow under this line at June 30, 2013 and December 31, 2012.

Shareholders' Equity and Capital Adequacy

        At June 30, 2013, shareholders' equity for the Company totaled $9,836,000, a decrease of $879,000 from shareholder equity of $10,715,000 at December 31, 2012. The decrease was due to the net loss coupled with an increase in the unrealized losses in the security portfolio due to fluctuations from market conditions.

        The Company meets the eligibility criteria of a small bank holding company in accordance with the Federal Reserve Board's Small Bank Holding Company Policy Statement. Accordingly, the Company is exempt from regulatory requirements administered by the federal banking agencies. However, the Bank is subject to various regulatory capital adequacy requirements administered by the Federal Reserve Board. The table that follows presents the Bank's capital ratios as determined and reported to its regulator. Tier 1 capital includes common stock, surplus, and retained earnings less disallowed goodwill and other intangible assets. Total capital consists of tier 1 capital and the allowance for loan losses. The Bank exceeds both the regulatory minimums and the requirements necessary for designation as a "well-capitalized" institution.

Capital Ratios (of Bank)	June 30, 2013	December 31, 2012	Regulatory Minimum	"Well Capitalized" Requirement
Tier 1 capital (to average assets)	7.2%	7.9%	4.0%	5.0%
Tier 1 capital (to risk-weighted assets)	10.0%	10.7%	4.0%	6.0%
Total risk-based capital (to risk-weighted assets)	11.3%	12.0%	8.0%	10.0%

Off-Balance Sheet Arrangements

        The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, and to a lesser extent, letters of credit. At June 30, 2013, the Company had unfunded outstanding commitments to extend credit of $12,041,000 and outstanding letters of credit of $817,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements.

Liquidity

        Liquidity refers to the Company's ability to generate adequate amounts of cash to meet financial obligations to its customers in order to fund loans, to respond to deposit outflows and to cover operating expenses. Maintaining a level of liquid funds through asset/liability management seeks to ensure that these needs are met at a reasonable cost. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth and normal operating expenditures. Sources of liquidity are provided on a continuous basis through scheduled and unscheduled principal reductions and interest payments on outstanding loans and investment securities. Liquidity needs may also be met by converting assets into cash or obtaining sources of additional funding, whether through deposit growth, securities sold under agreements to repurchase or borrowings under lines of credit with correspondent banks.

        Liquidity from the asset category is provided through cash, amounts due from banks, interest-bearing deposits with banks and federal funds sold, which totaled $14,490,000 at June 30, 2013, which was $417,000 higher than the $14,073,000 that was outstanding at December 31, 2012. While liquidity sources generated from assets include scheduled and prepayments of principle and interest from securities and loans in Union's portfolios, longer-term liquidity needs may be met by selling securities available-for-sale, selling loans or raising additional capital. At June 30, 2013, unpledged available-for-sale securities with a carrying value of $21,017,000 were readily available for sale for liquidity purposes as compared with $22,451,000 at December 31, 2012. This decrease was attributable to the decrease in the total loan portfolio due to calls and paydowns.

        On the liability side, the primary source of funds available to meet liquidity needs is to attract deposits at competitive rates. The Bank's core deposits, which exclude certificates of deposit over $100,000, were $101,422,000 at June 30, 2013 as compared to $102,257,000 at December 31, 2012. Core deposits have historically provided a source of relatively stable and low cost liquidity. Short-term and long-term borrowings utilizing the federal funds line and credit facility established with a correspondent financial institution and the FHLB are also considered to be reliable sources for funding. As of June 30, 2013, the Bank had access to one formal borrowing line with its correspondent banks totaling $3,000,000, net of the aggregate amount outstanding on these lines totaling zero.

        There are a number of factors that may impact the Company's liquidity position. Changes in interest rates, local economic conditions and the competitive marketplace can influence prepayments on investment securities, loan fundings and payments, and deposit flows. Management is of the opinion that its liquidity position at June 30, 2013 is adequate to respond to fluctuations "on" and "off" the balance sheet since it manages liquidity on a daily basis and expects to have sufficient funds to meet all of its funding requirements.

        Except as discussed above, there are no known demands, trends, commitments, events or uncertainties that may result in, or that are reasonably likely to result in the Company's inability to meet anticipated or unexpected needs.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A smaller reporting company is not required to provide the information relating to this item.

ITEM 4.    CONTROLS AND PROCEDURES

        Union's Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) carried out an evaluation of the effectiveness of the design and the operation of Union's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2013, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer (Principal Accounting Officer) concluded that Union's disclosure controls and procedures as of June 30, 2013, are effective in timely alerting them to material information relating to Union that is required to be in Union's periodic filings under the Exchange Act.

        There have been no changes in Union's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect Union's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        In the opinion of Union, after review with legal counsel, there are no proceedings pending to which Union is a party or to which its property is subject, which, if determined adversely to Union, would be material in relation to Union's consolidated financial condition. There are no proceedings pending other than ordinary, routine litigation incident to the business of Union. In addition, no material proceedings are pending or are known to be threatened or contemplated against Union by governmental authorities.

Item 1A.    Risk Factors

        Not required for smaller reporting companies.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults upon Senior Securities

        Not applicable.

Item 4.    Mine Safety Disclosures

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits.

2.1		Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A to Union Bancorp, Inc.'s Registration Statement No. 333-188193-1 on Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i	)	Articles of Incorporation of Union Bancorp, Inc.

3(ii	)	By-laws of Union Bancorp, Inc.

11.1		Statements re computation of per share earnings (see Note 3 to Union Bancorp, Inc.'s unaudited consolidated financial statements filed herein).

31.1		Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2		Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1		Chief Executive Officer's §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2		Chief Financial Officer's §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ MARK F. KETCH Mark F. Ketch President and Chief Executive Officer (Principal Executive Officer)
Date: September 23, 2013
By:	/s/ BRUCE HART Bruce Hart Chief Financial Officer (Principal Financial Officer)
Date: September 23, 2013

EXHIBIT INDEX

2.1		Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (Incorporated by reference to Annex A to Union Bancorp, Inc.'s Registration Statement No. 333-188193-1 on Amendment No. 2 to Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i	)	Articles of Incorporation of Union Bancorp, Inc.

3(ii	)	By-laws of Union Bancorp, Inc.

31.1		Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2		Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1		Chief Executive Officer's §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2		Chief Financial Officer's §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).