Form 10-Q/A
period 2013-06-30
UNION BANCORP INC /PA/
filed 2013-10-15
CIK 811672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to                     .

333-188193-1

Commission File Number

UNION BANCORP, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2430490
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

25 South Centre Street, Pottsville, PA 17901

(Address of principal executive offices)

Registrant’s telephone number: 570-622-3011

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 506,513 shares of Common Stock, par value $1.00 per share, outstanding as of September 23, 2013.

Explanatory Note

The sole purpose of this Amendment No. 1 to Union Bancorp, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarter ended June 30, 2013, as filed with the Securities and Exchange Commission on September 23, 2013, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment No.1 to the Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act of 1933, as amended (the “Securities Act”), for the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6.	Exhibits.

2.1	Amended and Restated Agreement and Plan of Consolidation, dated April 24, 2013, between Riverview Financial Corporation and Union Bancorp, Inc. (incorporated by reference to Annex A to Union Bancorp, Inc’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(i)	Articles of Incorporation of Union Bancorp, Inc. (incorporated by reference to Union Bancorp, Inc’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

3(ii)	By-laws. of Union Bancorp, Inc. (incorporated by reference to Union Bancorp, Inc’s Registration Statement No. 333-188193 on Form S-4 filed with the Securities and Exchange Commission on August 5, 2013).

11.1*	Statements re computation of per share earnings (see Note 3 to Union Bancorp Inc.’s unaudited consolidated financial statements filed herein).

21*	Subsidiaries of the Registrant.

31.1*	Section 302 Certification of the Chief Executive Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

31.2*	Section 302 Certification of the Chief Financial Officer (Pursuant to Rule 13a-14(a)/15d-14(a)).

32.1*	Chief Executive Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

32.2*	Chief Financial Officer’s §1350 Certification (Pursuant to Rule 13a-14(b)/15d-14(b)).

101**	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the Notes to the Consolidated Financial Statements.

*	Previously filed.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By:	/s/ Mark F. Ketch
Mark F. Ketch
President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 15, 2013

By:	/s/ Bruce K. Hart
Bruce K. Hart
Chief Financial Officer
(Principal Financial Officer)

Date:	October 15, 2013